Form 10-K
period 2017-12-31
Opal Island Acquisition Corp
filed 2018-04-17
CIK 1672888

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2017


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

                        9454 Wilshire Boulevard, #612
                       Beverly Hills, California 90212
        (Address of principal executive offices)  (zip code)

   Registrant's telephone number, including area code:   310-888-1870

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

       Class                                  Outstanding at
                                               April 13, 2018

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

     As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained net loss of $1,769 and an accumulated deficit of $3,831.

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

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

     As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained net loss of $1,769.

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

2017 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2017 are attached hereto.

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

   Management is responsible for maintaining a system of internal control over financial reporting ("ICFR") that provides reasonable assurance regarding the reliability of such reporting and the accuracy and reliability of the preparation of financial statements of such. Management is responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

     In the present case of the Company, management consists solely of the president and vice president and has no employees or other personnel. As such, management maintains sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In assessing its control and procedure over financial reporting, management used the integrated framework created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As outlined by COSO, suitable control criteria can be grouped into a five-component structure consisting of control environment, risk assessment, control activities, monitoring, and information and communication. Whether a system of internal control is effective is a subjective judgment resulting from an assessment of those five components, that is, such components are present and functioning effectively. Management consists solely of the president and vice president and has no employees or other personnel and management maintains sole control of all financial transactions and all assets. Using the five-component guidelines in performing its assessment, management believes that its ICFR is effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James Cassidy         82       President, Secretary, Director
     James McKillop	   58       Vice President, Director

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2017, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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
Directors as a Group (2 Persons)


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   The Company has issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act for services performed for the Company with a valuation of an aggregate of $2,000 and at a discount at $2,000.

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
                         December 31, 2017
	                 -----------------
     Audit-Related Fees          $1,250

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

______________________________________________________________________

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

______________________________________________________________________
KCCW Accountancy Corp.                        CERTIFIED PUBLIC ACCOUNTANTS


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opal Island Acquisition Corporation


Opinion on the Financial Statements

We have audited the accompanying balance sheets of Opal Island Acquisition Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended
December 31, 2017 and for the period from April 4, 2016
(Inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues since inception. The Company has sustained continuing operating losses and working capital deficits. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.


/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2016.


/s/ KCCW Accountancy Corp.
Los Angeles, California
April 13, 2018

 ______________________________________________________________________

                     OPAL ISLAND ACQUISITION CORPORATION
                              BALANCE SHEETS

                       ASSETS
                                              December 31,    December 31,
                                              2017              2016
                                              -----------    ------------
  Current assets

    Cash                                      $        -      $       -
                                              -----------     -----------
        Total assets                          $        -      $       -
                                              ===========     ===========

          LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities
     Accrued liabilities                      $    1,000      $   750
                                              -----------     ----------
         Total liabilities                         1,000          750
                                              -----------     ----------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    outstanding as of December 31, 2017
    and 2016, respectively                            -              -

    Common stock, $0.0001 par value,
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding as of December 31,
    2017 and 2016, respectively                    2,000          2,000

    Discount on common stock                      (2,000)        (2,000)

    Additional paid-in capital                     2,831          1,312

    Accumulatd deficit                            (3,831)        (2,062)
                                              -----------     -----------
         Total stockholders' deficit              (1,000)          (750)
                                              -----------     -----------
         Total liabilities and stockholders'
                 deficit                      $        -      $      -
                                              ===========     ===========


The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                      OPAL ISLAND ACQUISITION CORPORATION
                            STATEMENTS OF OPERATIONS

                                                             For the period
                                            For the         from April 4, 2016
                                           year ended        (Inception) to
                                         December 31, 2017   December 31, 2016
                                          -----------          ----------
    Revenue                                $       -            $      -

    Cost of revenue                                -                   -
                                           -----------          ----------
    Gross profit                                   -                   -
    Operating expenses                          1,769               2,062
                                          -----------          ----------
    Loss before income taxes                   (1,769)             (2,062)

    Income tax expense                             -                   -
                                           -----------          ----------
  Net loss                                 $   (1,769)         $   (2,062)
                                           ===========          ==========

   Loss per share - basic and diluted     $    (0.00)          $   (0.00)
                                           ===========          ==========
    Weighted average shares-basic
      and diluted                           20,000,000          20,000,000
                                           -----------          ----------


   The accompanying notes are an integral part of these financial statements.


                                   3

______________________________________________________________________

                     OPAL ISLAND ACQUISITION CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                         Total
                        Common Stock     Discount   Additional  Accumu-   Stock-
                    -------------------  on Common  Paid-in     lated     holders'
                    Shares      Amount   Stock      Capital     Deficit   Deficit
                    ----------  -------  ---------   -------     -------   -------

Balance,
  April 4, 2016           -     $   -    $   -     $   -      $   -      $   -

Issuance of
  common stock
  for service       20,000,000    2,000    (2,000)      -         -          -

Additional Paid-in
   Capital                  -         -        -      1,312       -        1,312

Net loss                    -         -        -          -     (2,062)   (2,062)
                    ----------   -------   --------  -------   --------   -------
Balance,
   December 31,
    2016            20,000,000     2,000    (2,000)   1,312     (2,062)     (750)

Stockholder con-
  tributions for
  Company expenses          -         -         -      1,519       -       1,519

Net Loss                    -         -         -        -      (1,769)   (1,769)
                    ----------   -------   --------  -------   --------   -------
Balance,
   December 31,
    2017            20,000,000   $ 2,000   $(2,000)  $2,831    $(3,831)  $(1,000)
		    ==========   =======   ========  =======   ========  ========

   The accompanying notes are an integral part of these financial statements.

                                   4

______________________________________________________________________

                     OPAL ISLAND ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                                                             For the period
                                            For the            from April 4,
                                           year ended         2016 (Inception)
                                         December 31, 2017   to December 31, 2016
                                         ------------         ------------

 OPERATING ACTIVITIES
   Net loss                              $   (1,769)           $  (2,062)

  Expenses paid for by stockholder
    and contributed as capital                1,519               1,312

  Common Stock issued for services               -                   -

  Changes in Operating Assets and Liabilities:
    Accrued liabilities        		        250                 750
                                         ------------         ----------
       Net cash used in operating
                 activities                      -                   -
                                         ------------         ----------
   Net increase in cash                          -                   -
   Cash, beginning of period                     -                   -
                                         ------------         ----------
   Cash, end of period                   $       -            $      -
                                         ============         ==========

 SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Income Tax                         $       -            $      -
                                         ============         ==========
      Interest                           $       -            $      -
                                         ============         ==========


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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017 and 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016, respectively.

______________________________________________________________________

                      OPAL ISLAND ACQUISITION CORPORATION
                         Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $1,769 and $2,062 during the year ended December 31, 2017 and the period from April 4, 2016 (Inception) to
December 31, 2016, respectively. The Company had a working capital deficit of $1,000 and an accumulated deficit of $3,831 as of December 31, 2017 and a working capital deficit of $750 and an accumulated deficit of $2,062 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Managementbelieves that this ASU will only impact the Company if it has restricted cash in the future.

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

NOTE 4     ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued professional fees of $1,000 and $750, respectively.

NOTE 5   STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share, for a total of $2,000 and at a discount of $2,000. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 SUBSEQUENT EVENT

Management has evaluated subsequent events through April 13, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition as of December 31 2017 have been incorporated into these financial statements in accordance with FASB ASC Topic
855, "Subsequent Events."
                                    8
______________________________________________________________________

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPAL ISLAND ACQUISITION CORPORATION

                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal executive officer
Dated:       April 17, 2018


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal financial officer
Dated:        April 17, 2018


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            April 17, 2018