Form 10-Q
period 2018-06-30
Opal Island Acquisition Corp
filed 2018-08-17
CIK 1672888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2018

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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
				  Emerging growth company
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 14, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statements of Operations for the Three and Six Months
Ended June 30, 2018 and 2017 (unaudited)                             3

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2018 and 2017 (unaudited)                             4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

              OPAL ISLAND ACQUISITION CORPORATION
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $        500	      $     1,000
                                            ------------      ------------
           Total liabilities                        500	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2018 and
       December 31, 2017, respectively            2,000             2,000

	Discount on common stock		 (2,000)	   (2,000)

        Additional paid-in capital                4,231            2,831

       Accumulated deficit                       (4,731)           (3,831)
                                            ------------       -----------
          Total stockholders' deficit              (500)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                      OPAL ISLAND ACQUISITION CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	   For the three   For the three   For the six     For the six
                   months ended    months ended    months ended    months ended
                   June 30, 2018   June 30, 2017   June 30, 2018   June 30, 2017
                   -------------   -------------   --------------  -------------
Revenue            $      -        $       -       $        -      $       -
Cost of revenues          -                -                -              -
                   -------------   -------------   --------------  -------------
Gross profit              -                -                -              -
                   -------------   -------------   --------------  -------------
Operating expenses        250              500             900        1,150
                   -------------   -------------   --------------  -------------
Loss before income
        taxes            (250)            (500)           (900)      (1,150)
Income tax expense         -                -               -             -
                    ------------   -------------   --------------  -------------
Net loss            $    (250)      $     (500)    $      (900)    $ (1,150)
                    ============    ============   ==============  =============
Loss per share -
 basic and diluted  $   (0.00)       $    (0.00)    $      (0.00)    $  (0.00)
                    ============    ============   ==============  =============
Weighted average
   shares - basic
   and diluted        20,000,000       20,000,000      20,000,000     20,000,000
                     ============    ============   ==============  =============


   The accompanying notes are an integral part of these unaudited condensed financial statements.


                                       3
______________________________________________________________________

                       OPAL ISLAND ACQUISITION CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
        	     	                 For the Six      For the Six
                                         Months Ended      Months Ended
                                         June 30, 2018    June 30, 2017
                                         --------------    --------------
OPERATING ACTIVITIES
   Net loss                              $      (900)     $ (1,150)

   Non-cash adjustments to reconcile
     net loss to net cash:
     Expenses paid for by stockholder
     and contributed as capital                1,400         1,400

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                        (500)         (250)
                                        ---------------    --------------
       Net cash provided by (used in)
         operating activities                      -                -
                                        --------------    --------------
   Net increase in cash                            -                -
   Cash, beginning of period                       -                -
                                        --------------    --------------
     Cash, end of period                $          -      $         -
                                        ==============    ==============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -      $         -
                                        ==============    ==============
     Interest                           $          -      $         -
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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                     OPAL ISLAND ACQUISITION CORPORATION
                Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $900 for the six months ended
June 30, 2018. The Company had a working capital deficit of $500 and an accumulated deficit of $4,731 as of June 30, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $3,831 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $500 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through August 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

     As of June 30, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $900 and an accumulated deficit of $4,731 for the six months ended and as of June 30, 2018, respectively.

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

   As of the balance sheet date of this Report, no such change in control has been effected or finalized.


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

Dated:   August 16, 2018